Form 10-K
period 2004-12-31
WAMU MORTGAGE PASS THROUGH CERTIFICATES SERIES 2003 S4
filed 2005-03-30
CIK 1235349

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

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

     ---------------------------------------------------------------------
            (Title of each class of securities covered by this Form)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Reports on Form 8-K concerning the registrant's
WAMU MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2003-S4, issued pursuant to the Pooling and Servicing Agreement dated as of May 1, 2003(the "Pooling Agreement") and registered pursuant to a registration statement on Form S-3 (File No. 333-103345) (such mortgage pass-through certificates, the "Certificates"), are incorporated by reference as set forth in Part IV, Item 15. Capitalized terms used herein but not otherwise defined shall have the meanings assigned to them in the Pooling Agreement.



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


Not applicable.



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

Item 14. Principal Accountant Fees and Services.

     Not applicable.


                                     Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

     1. Not applicable.

     2. Not applicable.

     3. Not applicable.

(b) Exhibits required by Item 601


Exhibit No.             Description

31                      Rule 13a-14(d) Certification

99.1                    Officer's Certificate regarding
                        Annual Statement of Compliance of
                        Washington Mutual Mortgage
                        Securities Corp., dated March 28,
                        2005

99.2 Independent Accountants' Report on Management's Assertion Concerning Compliance with Washington Mutual Mortgage Securities Corp.'s Minimum Servicing Standards as of and for the year ended December 31, 2004 (incorporated by reference to the designated exhibit included in the registrant's Current Report on Form 8-K, filed on March 28, 2005, (SEC File No. 333-103345))


     The registrant filed Current Reports on Form 8-K that described distributions made to Certificateholders on the Distribution Date occurring in the month preceding the month in which such Current Report on Form 8-K was filed and also provided certain information regarding delinquent Mortgage Loans and credit enhancements as of such Distribution Date. Such Current Reports on Form 8-K are incorporated by reference herein, as follows:


WAMU MORTGAGE PASS-THROUGH CERTIFICATES, SERIES
2003-S4


EVENT REPORTED
Monthly Distribution Report sent to
holders of the Certificates for           Date Distribution Report
payments made in:                         Filed on Form 8-K:
-----------------                         ------------------

December 2003                             January 7, 2004
January 2004                              February 4, 2004
February 2004                             March 3, 2004
March 2004                                April 5, 2004
April 2004                                May 4, 2004
May 2004                                  June 4, 2004
June 2004                                 July 2, 2004
July 2004                                 July 30, 2004
August 2004                               August 27, 2004
September 2004                            September 29, 2004
October 2004                              October 27, 2004
November 2004                             November 30, 2004
December 2004                             December 29, 2004

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2005         WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.


                            By: /s/ Thomas G. Lehmann
                                -------------------------------------
                                Thomas G. Lehmann
                               First Vice President